Form 10-Q
period 1995-01-31
COMMUNICATION CABLE INC
filed 1995-03-09
CIK 789869

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                 of the Securities and Exchange Act of 1934


                   For the Quarter Ended January 31, 1995


                      Commission File Number 33-3466-A


                         Communication Cable, Inc.


               Incorporated Under the Laws of North Carolina


              I.R.S. Employer Identification Number 56-1433144


                          Communication Cable, Inc.
                          P.O. Box 1757
                          1378 Charleston Drive
                          Sanford, NC  27331
                          (919) 775-7775


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No



     Indicate by the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                           Shares Outstanding

             Common Stock, $1.00 par value            2,494,839

Part I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

     The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the information presented below for the balance sheet as of January 31, 1995, the related statements of operations for the three months ended January 31, 1995 and 1994, and the statement of cash flows for the three months ended January 31, 1995 and 1994.

                          COMMUNICATION CABLE, INC.
                CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                January 31,      October 31,
      Assets                                        1995            1994
Current Assets:                                 (Unaudited)
  Cash (interest-bearing deposits)              $ 1,524,090     $ 1,797,290

  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $200,000 January 31,
      1995 and October 31, 1994)
                                                  6,964,852       7,629,229
    Other                                            68,658          95,123

      Total accounts receivable                   7,033,510       7,724,352
  Inventories                                    10,082,879       9,148,240
  Prepaid expenses                                  163,198          94,801
  Deferred income taxes                             196,495         196,495
      Total current assets                       19,000,172      18,961,178

Property, plant and equipment, net                8,296,929       8,450,256
Investment in sublease                              348,994         350,933
Other assets                                        132,953         137,003

                                                $27,779,048     $27,899,370

      Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt        $   417,072     $   417,072
  Accounts payable, trade                         3,138,314       3,160,336
     Accrued salaries and wages                     490,517         561,814
  Income taxes                                      (45,846)         88,025
  Other accrued expenses                            414,788         432,486
      Total current liabilities                   4,414,845       4,659,733

Long-term debt, excluding current installments    4,462,526       4,591,904
Deferred income taxes                               630,969         630,969
      Total liabilities                         $ 9,508,340     $ 9,882,606

Stockholders' equity:
  Common stock with $1 par value; authorized
    10,000,000 shares; 2,494,839 shares issued
    and outstanding on January 31, 1995 and
    October 31, 1994                            $ 2,494,839     $ 2,494,839
     Additional paid-in capital                  16,750,853      16,750,853
  Shareholder loan                                  (16,695)        (32,491)
  Retained earnings (deficit)                      (958,289)     (1,196,437)
         Total stockholders' equity              18,270,708      18,016,764
                                                $27,779,048     $27,899,370

     Part I - FINANCIAL INFORMATION
     Item 1 - FINANCIAL STATEMENTS


                         COMMUNICATION CABLE, INC.
               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED

                                                     JANUARY 31,
                                             1995                   1994


Net Sales                                $12,754,209            $12,105,626

Cost of goods sold                        10,181,083              9,344,261


        Gross profit                       2,573,126              2,761,365

Selling, general and
  administrative expenses                  2,293,848              2,037,614


        Operating income                     279,278                723,751

Other income (expense):
  Interest expense                           (95,933)
(89,565)
  Interest income                             51,128                 35,924

  Expenses related to proposed merger        (25,009)                  -
  Other                                        4,537                 13,277


                                             (65,277)              (40,364)

        Earnings before income taxes         214,001                683,387


Income tax expense (benefit)                 (24,148)               255,590


        Net earnings before cumulative
          effective of change in
          accounting principle               238,149                427,797

Cumulative effect of change in
  accounting principle:  (1)                    -                   154,157

  Net Earnings                           $   238,149            $   581,954

Earnings per share of common stock:
  Earnings before cumulative effect
   of change in accounting principle     $      .09             $       .17

Cumulative effect of change in
  accounting principle                          -                       .06

Net earnings                             $      .09             $       .23


Weighted average number of
  common stock shares and
  common stock equivalent
  shares outstanding                       2,570,548              2,567,661


(1) Adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes:


All share and per share data have been adjusted for the 8% stock dividend which was paid April 30, 1994.

     Part  I - FINANCIAL INFORMATION
     Item  1 - FINANCIAL STATEMENTS

                         COMMUNICATION CABLE, INC.
                          Statements of Cash Flows
                                (UNAUDITED)

For the three month periods ended January 31, 1995 and 1994


                                                         1995          1994

Cash flows from operating activities:
  Net earnings                                      $  238,149    $ 581,954
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
  Depreciation                                         293,991      258,002
  Amortization of notes payable discounts                5,253        5,641
  Deferred income taxes                                   -         (42,858)
  Decrease in accounts receivable                      690,842      233,604
  Increase in inventories                             (934,639)    (362,515)
  Increase in prepaid expenses                         (68,397)     (45,508)
  Increase (decrease) in accounts payable              (22,022)     454,667
  Decrease in accrued expenses                        (222,866)     (11,409)
  Decrease in other assets                               4,050        4,050
    Total adjustments                                 (253,788)     493,674
      Net cash provided (used) by
        operating activities                           (15,639)   1,075,628

Cash flows from investing activities:
  Capital expenditures                                (140,665)    (345,384)
  Decrease in investment in sublease                     1,939          -
  Decrease in equipment held for resale                   -          44,800
    Net cash used by investing activities             (138,726)    (300,584)

Cash flows from financing activities:
  Repayment of debt                                   (134,631)    (134,932)
  Proceeds from issuance of common stock
    and repayment of Stockholder loan                   15,796       44,396
    Net cash used by financing activities             (118,835)     (90,536)

    Net increase (decrease) in cash                   (273,200)     684,508
  Cash at beginning of period                        1,797,290    3,329,924
  Cash at end of period                             $1,524,090   $4,014,432

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest          $  126,853    $  93,760
  Cash paid during the period for income taxes      $  109,723    $  77,994

Part I
Item 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATION

             FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 1995


Results of Operation

Net sales for the first quarter ended January 31, 1995, were $12,754,209 compared to $12,105,626 for the same period in 1994. The increase in sales is due to increases in raw material prices which the Company has passed through to its customers in the form of increased selling prices. The average price of copper, one of the Company's principal raw materials, increased by approximately 16% during the first quarter of 1995 and by approximately 64% compared to its price at the beginning of the first quarter of 1994.

Net earnings for the first quarter ended January 31, 1995, was $238,149 or $.09 per share compared to net earnings before cumulative effect of change in accounting principle for the first quarter ended January 31, 1994, of $427,797 or $.17 per share. The first quarter ended January 31, 1995, included an income tax benefit of approximately $103,000 or $.04 per share for expenses totaling $279,085 incurred in the prior fiscal year related to the proposed merger with Kuhlman which terminated January 10, 1995. On November 1, 1993, the Company adopted SFAS 109, "Accounting For Income Taxes", which required that deferred taxes be adjusted for the effects of changes in tax laws and tax rates. In the first quarter ended January 31, 1994, the cumulative effect of this change in accounting principle increased net earnings by $154,157 or $.06 per share. Net earnings for the first quarter ended January 31, 1994, were $581,954 or $.23 per share.

The gross margin for the first quarter ended January 31, 1995, decreased to 20.2% from 22.8% for the first quarter of 1994. First quarter margins and earnings were negatively impacted as "sticker shock" slowed demand as a result of six-year highs in copper prices and increases in other raw material prices. The Siler City division, which is one of our stronger performing divisions, experienced decreased demand and price pressure for its TVRO cables, which are used for satellite dishes, as the market attempts to sort out the players in the telecommunications industry. TVRO products represented approximately 10% of Fiscal 1994 net sales. The introduction of the smaller satellite dish and its potential impact on the satellite TV market has created buyer hesitation. The Aerospace Systems division's first quarter earnings were negatively impacted by delays in shipping military products, as well as the ongoing lower level of military sales.

Management considers the negative pressures experienced in the first quarter to be temporary in nature. Raw material prices are beginning to
show signs of stabilizing.    Once the TV and telecommunication industries
sort out the technologies to be used, CCI expects to supply cables to the resulting markets. The decline in the military market will be offset by shifts to commercial products in the long term.

On the positive side, our Intercomp division is setting new sales records as a result of developing some specialty cables. The Texarkana division has experienced strong bookings for its "Category" cables and has improved plant efficiency by upgrading its product offerings.

                         PART II OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders

        No voting by security holders during the quarter for which this report is filed.

Item 6:  Exhibits and Reports on Form 8-K

        No Report on Form 8-K was filed by Registrant during the quarter for which this report is filed.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMUNICATION CABLE, INC.
                                        (Registrant)



Date:  March 8, 1995                    (Signature of James R. Fore)
                                        James R. Fore
                                        President, Principal
                                        Executive Officer



Date:  March 8, 1995                    (Signature of William B. Cooper)

                                        William B. Cooper
                                        Secretary-Treasurer, and
                                        Vice President of Finance