Form 10-Q/A
period 1994-07-30
COMMUNICATION CABLE INC
filed 1995-04-28
CIK 789869

This Amendment is solely for the purpose of adding the Financial Data Schedule.



                               AMENDMENT NO. 1
                                     TO
                                 FORM 10-Q/A


                     SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                 of the Securities and Exchange Act of 1934
.

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


                                        COMMUNICATION CABLE, INC.
                                        (Registrant)




Date:  April 28, 1995                   (Signature of James R. Fore)
                                        James R. Fore
                                        President, Principal
                                        Executive Officer



Date:  April 28, 1995                   (Signature of William B. Cooper)

                                        William B. Cooper
                                        Secretary-Treasurer, and
                                        Vice President of Finance

                                INDEX TO EXHIBITS

                                                              Sequential
Exhibit No.                 Description                        Page No.
27                          Financial Data Schedule