Form 10-Q
period 1995-04-30
COMMUNICATION CABLE INC
filed 1995-06-14
CIK 789869

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
               of the Securities and Exchange Act of 1934


                  For the Quarter Ended April 30, 1995


                    Commission File Number 33-3466-A


                       Communication Cable, Inc.


             Incorporated Under the Laws of North Carolina


            I.R.S. Employer Identification Number 56-1433144


                          Communication Cable, Inc.
                          P.O. Box 1757
                          1378 Charleston Dr.
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
Yes X  No


     Indicate by the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                           Shares Outstanding
             Common Stock, $1.00 par value            2,574,005

    Part I - FINANCIAL INFORMATION
    Item 1 - FINANCIAL STATEMENTS

          The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the information presented below for the balance sheet as of April 30, 1995, the related statements of operations for the three months and six months ended April 30, 1995 and 1994, and the statement of cash flows for the six months ended April 30, 1995 and 1994.


                       COMMUNICATION CABLE, INC.
              CONDENSED STATEMENTS OF FINANCIAL CONDITION



                                                     April 30,       October 31,
          Assets                                        1995            1994
      Current Assets:                                (Unaudited)
      Cash (interest-bearing deposits)              $ 1,699,655     $ 1,797,290

      Accounts receivable:
        Trade (less allowance for doubtful
          accounts of $139,000 and $200,000
          at April 30, 1995 and October 31,
          1994, respectively)                         8,226,811       7,629,229
        Other                                            95,030          95,123
          Total accounts receivable                   8,321,841       7,724,352
      Inventories                                     9,478,841       9,148,240
        Prepaid expenses                                233,451          94,801
        Deferred income taxes                           196,495         196,495

          Total current assets                       19,930,283      18,961,178

    Property, plant and equipment, net                8,014,027       8,450,256
    Investment in sublease                              344,402         350,933
    Other assets                                        128,903         137,003
                                                    $28,417,615     $27,899,370

          Liabilities and Stockholders' Equity
    Current liabilities:
      Current installments of long-term debt        $   417,072     $   417,072
      Accounts payable, trade                         3,573,814       3,160,336
       Accrued salaries
        and wages                                       259,526         561,814
      Income taxes                                      (36,120)         88,025
      Other accrued expenses                            569,617         432,486
          Total current liabilities                   4,783,909       4,659,733

    Long-term debt, excluding current installments    4,374,758       4,591,904
    Deferred income tax                                 630,969         630,969
          Total liabilities                         $ 9,789,636     $ 9,882,606

    Stockholders' equity:
      Common stock with $1 par value; authorized
        10,000,000 shares; 2,574,005 shares and 2,494,839
        issued and outstanding on April 30, 1995 and
        October 31, 1994                              2,574,005       2,494,839
      Additional paid-in capital                     17,290,651      16,750,853
      Shareholder loan                                  (16,695)        (32,491)
      Retained earnings (deficit)                    (1,219,982)     (1,196,437)
         Total stockholders' equity                  18,627,979      18,016,764
                                                    $28,417,615     $27,899,370

    Part I - FINANCIAL INFORMATION
    Item I - FINANCIAL STATEMENTS


                       COMMUNICATION CABLE, INC.

             CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          APRIL 30,                 APRIL 30,
                                      1995        1994          1995         1994

    Net Sales                    $14,138,344  $12,267,232    $26,892,553  $24,372,858
    Cost of goods sold            11,354,031    9,627,269     21,535,114   18,971,530

            Gross profit           2,784,313    2,639,963      5,357,439    5,401,328

    Selling, general and
      administrative expenses      2,187,616    2,072,476      4,481,464    4,110,091

    Operating income                 596,697      567,487        875,975    1,291,237
    Other income (expense):
      Interest expense               (97,521)     (84,145)      (193,454)    (173,710)
      Interest income                 51,128       34,494         96,575       70,418
      Engineering Services              -         152,011           -         152,011
      Expenses related to
        proposed merger               (2,417)        -           (27,426)        -
      Other                          (11,993)      10,997         (1,775)      24,274
                                     (60,803)     113,357       (126,080)      72,993
      Earnings before
        income taxes                 535,894      680,844        749,895    1,364,230
    Income tax expense               198,826      250,567        174,678      506,157

            Net earnings before
              cumulative effect of
              change in accounting
              principle           $  337,068   $  430,277    $   575,217  $   858,073

    Cumulative effect of change in
      accounting principle:  (1)        -            -              -         154,157
      Net Earnings               $   337,068   $  430,277    $   575,217  $ 1,012,230

    Earnings per share of common
      stock:  Earnings before
      cumulative effect of change
      in accounting principle    $       .13   $      .16    $       .22  $       .32

    Cumulative effect of change in
      accounting principle              -            -               -            .06
    Net earnings                 $       .13   $      .16    $       .22  $       .38

    Weighted average number of
      common stock shares and
      common stock equivalent
      shares outstanding           2,609,904    2,644,730      2,638,005    2,650,651


    (1) Adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes":

    All share and per share data have been adjusted for the 3% stock dividend distributed April 30, 1995.

    Part  I - FINANCIAL INFORMATION
    Item  1 - FINANCIAL STATEMENTS

                       COMMUNICATION CABLE, INC.
                        Statements of Cash Flows
                              (UNAUDITED)

    For the six month periods ended April 30, 1995 and 1994


                                                             1995          1994
    Cash flows from operating activities:
      Net earnings                                      $  575,217    $1,012,230
      Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
      Depreciation                                         592,095       519,734
      Amortization of notes payable discounts               10,408        11,185
      Deferred income taxes                                   -          (92,058)
      Increase in accounts receivable                     (597,489)     (363,023)
      Increase in inventories                             (330,601)     (965,641)
      Increase in prepaid expenses                        (138,650)      (77,424)
      Increase (Decrease) in accounts payable              413,478        (9,968)
      Decrease in accrued expenses                        (289,302)     (244,268)
      Decrease in other assets                               8,100         8,100
        Total adjustments                                 (331,961)   (1,213,363)
         Net cash provided (used) by
            operating activities                           243,256      (201,133)
    Cash flows from investing activities:
      Capital expenditures                                (155,867)     (755,858)
      Decrease in investment in sublease                     6,531        20,000
      Decrease in equipment held for resale                   -           63,300

        Net cash used by investing activities             (149,036)     (672,558)

    Cash flows from financing activities:
      Repayment of debt                                   (227,554)     (224,717)
      Increase in cash restricted for
        property, plant and equipment                         -             (438)
      Proceeds from issuance of common stock
        and repayment of Stockholder loan                   35,699        42,707

        Net cash used by financing
          activities                                      (191,855)     (182,447)
        Net decrease in cash                               (97,635)   (1,056,138)

      Cash at beginning of period                        1,797,290     3,329,924

      Cash at end of period                             $1,699,655    $2,273,786

    Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for interest          $  216,528    $  170,193
      Cash paid during the period for income taxes      $  298,823    $  514,568

    Part I
    Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATION

             FOR THE SIX MONTH PERIOD ENDED APRIL 30, 1995


    Results of Operation

    Net sales for the first six months ended April 30, 1995, were $26,892,553 compared to $24,372,858 for the same period in 1994. Sales for the second quarter ended April 30, 1995, were $14,138,344 compared to $12,267,232 in 1994. The increase in sales is primarily due to increased shipments by the Company's Intercomp division, and to a lesser degree raw material price increases which have upwardly impacted the selling price of the Company's wire and cable products.

    On November 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes". The cumulative effect of this change in accounting principle increased net earnings by $154,157 or $.06 per share for the six months ended April 30, 1994.

    Net earnings for the six months ended April 30, 1995, were $575,217, or $.22 per share compared to net earnings before cumulative effect of change in accounting principle for the six months ended April 30, 1994, of $858,073 or $.32 per share. Net earnings for the second quarter of 1995 were $337,068 or $.13 per share compared to $430,277 or $.16 per share in 1994. These differences are primarily due to income derived from Engineering Services. From time to time, the Company performs Engineering Services for unrelated parties. During the second quarter ended April 30, 1994, the Company received income from Engineering Services of $152,011 which increased after tax earnings by $.04.

    Selling, general and administrative expenses for the six months ended April 30, 1995, were $4,481,464 compared to $4,110,091 for the same period in 1994. Selling, general and administrative expenses for the second quarter ended April 30, 1995, were $2,187,616 compared to $2,072,476 for the second quarter of 1994. The increase in selling, general and administrative expenses for the quarter and six months ended April 30, 1995, is due to higher shipping expenses and sales commissions related to the increase in net sales.

    Gross margin for the quarter ended April 30, 1995, decreased to 19.7% from 21.5% during the same quarter of 1994. For the six months ended April 30, 1995, gross margin decreased to 19.9% from 22.2% for the same period in 1994. The decrease is primarily due to a shift in product mix to products which would generally be considered commodities, and a substantial decrease in demand for large satellite dish cable resulting from the introduction of the small dish in late 1994. The uncertainty in the satellite TV market as to which dish the consumer will install resulted in lower shipments of all satellite related cables.

    Subsequent to the end of the second quarter, the Company signed a letter of intent to sell its Aerospace Systems division located in Fairmont, Minnesota. Management believes this to be a strategic move to re-deploy its assets in its core business of wire and cable. The Aerospace Systems division manufactures wiring harnesses, primarily for military application.

                       PART II OTHER INFORMATION


    Item 4:  Submission of Matters to a Vote of Security Holders

             On March 13, 1995 two items came before the Company's stockholders for vote at the Company's Annual Stockholders' Meeting. The first item was to elect six directors and the second item was to adopt the 1995 Outside Directors Stock Option Plan. Both items were passed by stockholder vote.

    Item 6:  Exhibits and Reports on Form 8-K

             No Report on Form 8-K was filed by Registrant during the quarter for which this report is filed.


                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMMUNICATION CABLE, INC.
                                            (Registrant)



    Date:  June 12, 1995
                                            James R. Fore
                                            James R. Fore
                                            President, Principal
                                            Executive Officer



    Date:  June 12, 1995
                                            William B. Cooper
                                            William B. Cooper
                                            Secretary-Treasurer, and
                                            Principal Accounting Officer