Form 10-K/A
period 1994-10-31
COMMUNICATION CABLE INC
filed 1995-06-16
CIK 789869

FORM 10-K/A

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                AMENDMENT TO ANNUAL REPORT ON FORM 10-K
                      FILED PURSUANT TO SECTION 13
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Fiscal Year Ended October 31, 1994

                     Commission File No. 33-3466-A

                       COMMUNICATION CABLE, INC.
         (Exact name of Registrant as Specified in its Charter)


            North Carolina                         56-1433144
    (State or Other Jurisdiction                 (IRS Employer
  of Incorporation or Organization)           Identification No.)

   P.O. Box 1757, 1378 Charleston Drive
   Sanford, North Carolina                          27331
   (Address of Principal Executive Offices)       (Zip Code)

   Registrant's Telephone Number, Including Area Code (919) 775-7775

      Securities Registered Pursuant to Section 12(g) of the Act:


                 Communication Cable, Inc. Common Stock
                            $1.00 Par Value
                            (Title of Class)


                            AMENDMENT NO. 1

        The undersigned registrant hereby amends its Report on Form 10-K filed on or about January 28, 1995, by adding to Item 13 thereof the following additional paragraphs:

        During the registrant's fiscal years ended October 31, 1993 and 1994, the registrant sold Dearborn Wire & Cable Company of Wheeling, Illinois, cable representing sales of $206,011 and $215,845 for such years, respectively. Such sales aggregated approximately $70,471 for the current year to date, and as of April 18, 1995.

        Mr. Benjamin Greene was a director of the registrant and the owner of 3,921 shares of the registrant's common stock, or 0.17% of the registrant's outstanding stock, as of October 31, 1993, including 70 shares issued pursuant to the registrant's 7% stock dividend on March 31, 1993; 5734 shares or 0.23% as of October 31, 1994, including 424 shares issued pursuant to the 8% stock dividend on March 31, 1994; and 5906 shares or 0.23% as of the date hereof, including 172 shares issued pursuant to the stock dividend of 3% on March 31, 1995. During this time frame, Mr. Greene was and is the President of Dearborn Wire & Cable, of Wheeling, Illinois, a limited partnership of which he has a 20% ownership interest.

        Management of the registrant is of the opinion that these sales were made on an arms-length basis and at competitive prices.
   Moveover, such sales prices are believed to be in line with comparable prices for comparable products in the areas involved.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      Communication Cable, Inc.



   DATE: June 15, 1995                   By: James R. Fore
                                         James R. Fore, President