Form 10-Q
period 1995-07-31
COMMUNICATION CABLE INC
filed 1995-09-13
CIK 789869

                               FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.  20549

              Quarterly Report Under Section 13 or 15 (d)
               of the Securities and Exchange Act of 1934


                  For the Quarter Ended July 31, 1995


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

      The following summary of financial information, which is unaudited, reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the information presented below for the balance sheet as of July 31, 1995, the related statements of operations for the three months and nine months ended July 31, 1995 and 1994, and the statement of cash flows for the nine months ended July 31, 1995 and 1994.

                           COMMUNICATION CABLE, INC.
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION



                                                 July 31,        October 31,
      Assets                                        1995            1994
Current Assets:                                 (Unaudited)
  Cash (interest-bearing deposits)              $ 3,115,838     $ 1,797,290

  Accounts receivable:
    Trade (less allowance for doubtful
      accounts of $122,000 and $200,000
      at July 31, 1995 and October 31,
      1994, respectively)                         7,773,358       7,629,229
    Other                                           374,972          95,123
      Total accounts receivable                   8,148,330       7,724,352
  Inventories                                     8,733,401       9,148,240
  Prepaid expenses                                  181,121          94,801
  Deferred income taxes                             196,495         196,495

      Total current assets                       20,375,185      18,961,178

Property, plant and equipment, net                7,790,434       8,450,256
Investment in sublease                              335,687         350,933
Other assets                                        152,868         137,003
                                                $28,654,174     $27,899,370


      Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of long-term debt        $   417,072     $   417,072
  Accounts payable, trade                         2,709,697       3,160,336
  Accrued salaries and wages                        562,221         561,814
  Income taxes                                       95,856          88,025
  Other accrued expenses                            779,073         432,486
      Total current liabilities                   4,563,919       4,659,733

Long-term debt, excluding current installments    4,286,506       4,591,904
Deferred income tax                                 630,969         630,969
      Total liabilities                         $ 9,481,394     $ 9,882,606

Stockholders' equity:
  Common stock with $1 par value; authorized
    10,000,000 shares; 2,574,005 shares and 2,494,839
    issued and outstanding on July 31, 1995 and
    October 31, 1994, respectively                2,574,005       2,494,839
  Additional paid-in capital                     17,290,651      16,750,853
  Shareholder loan                                  (16,695)        (32,491)
  Retained earnings (deficit)                      (675,181)     (1,196,437)
     Total stockholders' equity                  19,172,780      18,016,764
                                                $28,654,174     $27,899,370


      Part I - FINANCIAL INFORMATION
      Item I - FINANCIAL STATEMENTS

                                       COMMUNICATION CABLE, INC.
                            CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                            JULY 31,                  JULY 31,
                                        1995        1994          1995        1994

      Net Sales                    $14,566,134  $13,445,883    $41,458,687  $37,818,741
      Cost of goods sold            11,845,200   10,616,137     33,380,314   29,587,667
        Gross profit                 2,720,934    2,829,746      8,078,373    8,231,074

      Selling, general and
        administrative expenses      2,255,656    2,237,040      6,737,120    6,347,131

      Operating income                 465,278      592,706      1,341,253    1,883,943

      Other income (expense):
        Interest expense               (97,933)     (90,471)      (291,386)    (264,181)
        Interest income                 63,070       58,127        159,644      128,545
        Engineering services              -            -              -         152,011
        Sale of patent rights          432,000         -           432,000         -
        Expenses related to
          proposed merger                 -            -           (27,426)        -
        Other                            3,749       66,153          1,974       90,427
                                       400,886       33,809        274,806      106,802

        Earnings before
          income taxes                 866,164      626,515      1,616,059    1,990,745

      Income tax expense               321,364      227,449        496,042      733,606

        Net earnings before
          cumulative effect of
          change in accounting
          principle                 $  544,800   $  399,066    $ 1,120,017  $ 1,257,139

      Cumulative effect of change in
        accounting principle:  (1)        -            -              -         154,157

        Net earnings               $   544,800  $   399,066    $ 1,120,017  $ 1,411,296

      Earnings per share of common
        stock:  Earnings before
        cumulative effect of change
        in accounting principle     $      .21   $      .15    $       .43  $       .47

      Cumulative effect of change in
        accounting principle              -            -              -             .06

        Net earnings                $      .21   $      .15    $       .43  $       .53

      Weighted average number of
        common stock shares and
        common stock equivalent
        shares outstanding           2,625,367    2,637,445      2,630,055    2,647,214

(1) Adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes":

All share and per share data have been adjusted for the 3% stock dividend paid April 30, 1995.

Part  I - FINANCIAL INFORMATION
Item  1 - FINANCIAL STATEMENTS

                           COMMUNICATION CABLE, INC.
                           Statements of Cash Flows
                                  (UNAUDITED)

For the nine month periods ended July 31, 1995 and 1994


                                                         1995          1994

Cash flows from operating activities:
  Net earnings                                      $1,120,017    $1,411,296
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
  Depreciation                                         896,714       786,159
  Gain on sale of equipment, net                          -          (40,268)
  Amortization of notes payable discounts               15,466        16,632
  Decrease in deferred income taxes                       -          (92,058)
  Increase in accounts receivable                    (423,978)      (762,184)
  Decrease (Increase) in inventories                   414,839    (1,113,558)
  Increase in prepaid expenses                         (86,320)      (27,092)
  Increase (decrease) in accounts payable             (450,639)      297,475
  Increase in accrued expenses                         354,825        28,190
  (Increase) Decrease in other assets                  (15,865)       12,150
    Total adjustments                                  705,042      (894,554)
      Net cash provided by
        operating activities                        $1,825,059    $  516,742

Cash flows from investing activities:
  Capital expenditures                                (236,892)   (1,147,896)
  Net proceeds from sale of equipment                     -          176,800
  Decrease in investment in sublease                    15,246        24,169

    Net cash used by investing activities             (221,646)     (946,927)

Cash flows from financing activities:
  Repayment of debt                                   (320,864)     (313,640)
  Increase in cash restricted for
    property, plant and equipment                         -             (797)
  Proceeds from issuance of common stock
    and repayment of Stockholder loan                   35,999        42,708

    Net cash used by financing
      activities                                      (284,865)     (271,729)

    Net increase (decrease) in cash                  1,318,548      (701,914)

  Cash at beginning of period                        1,797,290     3,329,924

  Cash at end of period                             $3,115,838    $2,628,010

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest          $  323,035    $  263,011
  Cash paid during the period for income taxes      $  488,211    $  943,100



Part I
Item 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                       FINANCIAL CONDITION AND RESULTS OF OPERATION

                       FOR THE NINE MONTH PERIOD ENDED JULY 31, 1995


Results of Operation

Net sales for the first nine months ended July 31, 1995, were $41,458,687 compared to $37,818,741 for the same period in 1994. Sales for the third quarter ended July 31, 1995, were $14,566,134 compared to $13,445,883 in 1994. The increase in sales is primarily due to increased shipments by the Company's Intercomp division, and to a lesser degree, increased shipments by the Company's Texarkana division and raw material price increases which have upwardly impacted the selling price of the Company's wire and cable products.

On November 1, 1993, the Company adopted SFAS 109, "Accounting for
Income Taxes". The cumulative effect of this change in accounting principle increased net earnings by $154,157 or $.06 per share for the nine months ended July 31, 1995.

Net earnings for the nine months ended July 31, 1995, were $1,120,017 or $.43 per share compared to net earnings before cumulative effect of change in accounting principle for the nine months ended July 31, 1994, of $1,257,139 or $.47 per share. Net earnings for the third quarter of 1995 were $544,800 or $.21 per share compared to $399,066 or $.15 per share in 1994. The third quarter ended July 31, 1995, included other income from the sale of certain patent rights of $432,000 which increased after tax net earnings by $217,719 and earnings per share by $.10. From time to time, the Company performs Engineering Services for unrelated parties. For the nine months ended July 31, 1994, the Company received income from Engineering Services of $152,011 which increased after tax earnings by $95,612 and earnings per share by $.04.

Gross margin for the quarter ended July 31, 1995, decreased to 18.7% from 21.0% during the same quarter of 1994. For the nine months ended
July 31, 1995, gross margin decreased to 19.5% from 21.8% for the same period in 1994. The decrease is primarily due to a shift in product mix to products which would generally be considered commodities, and a substantial decrease in demand for large satellite dish cable resulting from the introduction of the small dish in late 1994. The uncertainty in the satellite TV market as to which dish the consumer will install resulted in lower shipments of all satellite-related cables.

On August 23, 1995, subsequent to the end of the third quarter, Communication Cable, Inc. sold the assets of its Aerospace Systems division to Nortech Systems, Inc., headquartered in Wayzata, Minnesota.
The sale of this division will further strengthen the Company's balance sheet and enable the Company to redeploy the proceeds into its core wire and cable business.



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


                                        COMMUNICATION CABLE, INC.
                                        (Registrant)



Date:  September 13, 1995
                                        James R. Fore
                                        President, Principal
                                        Executive Officer



Date:  September 13, 1995
                                        William B. Cooper
                                        Secretary-Treasurer, and
                                        Principal Accounting Officer


                                   6


