Form 10-Q/A
period 1995-01-31
COMMUNICATION CABLE INC
filed 1996-01-04
CIK 789869

This Amendment is solely for purpose of adding sub-section "Liquidity and Capital Resources" to Part 1, Item 2 "Management's Discussion and Analysis".



                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                     For the Quarter Ended January 31, 1995

                        Commission File Number 33-3466-A

                            Communication Cable, Inc.

                  Incorporated Under the Laws of North Carolina

                  IRS Employer Identification Number 56-1433144

                            Communication Cable, Inc.
                                   PO Box 1757
                              1378 Charleston Drive
                                Sanford, NC 27331
                                  919-775-7775

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
    Indicate by the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

      Class                                    Shares Outstanding
      -----                                    ------------------
      Common Stock, $1.00 par  value              2,494,839

                          PART 1-FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrants' 10-Q for the Period Ended January 31, 1995 is amended by adding to Part 1, Item 2, under Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three Month Period Ended January 31, 1995, the following additional Sub-Section:

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1995, the Company had working capital of $14,585,327, compared to $14,301,445 at October 31, 1994. Cash and cash equivalents at January 31, 1995 were $1,524,090 compared to $1,797,290 at October 31, 1994, a decrease of $273,200. At January 31, 1995, the current ratio was 4.30 and the long-term debt to equity ratio was .24, compared to 4.07 and .25, respectively at October 31, 1994. It is the intention of the Company to maintain sufficient liquid current assets (cash, cash equivalents, and accounts receivable) to fund current liabilities as well as to provide sufficient working capital to act on market improvements or acquisition opportunities. A key management objective continues to be to support growth with internally generated funds as much as possible. External sources have only been used to develop the long-term objectives of the Company and not for current operating requirements or obligations.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Communication Cable, Inc.
                                  (Registrant)


Dated:   January 4, 1996          ______________________
                                  James R. Fore
                                  President, Principal
                                  Executive Officer

Dated:   January 4, 1996           ______________________
                                   William B. Cooper
                                   Secretary-Treasurer, and
                                   Vice President of Finance