Form 10-Q/A
period 1995-04-30
COMMUNICATION CABLE INC
filed 1996-01-04
CIK 789869

This Amendment is solely for purpose of adding sub-section "Liquidity and Capital Resources" to Part 1, Item 2 "Management's Discussion and Analysis".



                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q/A

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

     Indicate by the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                   Shares Outstanding
       -----                                   ------------------
       Common Stock, $1.00 par  value              2,574,005

                          PART 1-FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrants' 10-Q for the Period Ended April 30, 1995 is amended by adding to Part 1, Item 2, under Management's Discussion and Analysis of Financial Condition and Results of Operation for the Six Month Period Ended April 30, 1995, the following additional Sub-Section:


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1995, the Company had working capital of $15,146,374, compared to $14,301,445 at October 31, 1994. Cash and cash equivalents at April 30, 1995 were $1,699,655 compared to $1,797,290 at October 31, 1994, a decrease of $97,635. At April 30, 1995, the current ratio was 4.17 and the long-term debt to equity ratio was .23, compared to 4.07 and .25, respectively at October 31, 1994. It is the intention of the Company to maintain sufficient liquid current assets (cash, cash equivalents, and accounts receivable) to fund current liabilities as well as to provide sufficient working capital to act on market improvements or acquisition opportunities. A key management objective continues to be to support growth with internally generated funds as much as possible. External sources have only been used to develop the long-term objectives of the Company and not for current operating requirements or obligations.



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