Form 10-Q/A
period 1995-07-31
COMMUNICATION CABLE INC
filed 1996-01-04
CIK 789869

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

The Registrants' 10-Q for the Period Ended July 31, 1995 is amended by adding to
Part 1, Item 2, under Management's Discussion and Analysis of Financial Condition and Results of Operation for the Nine Month Period Ended July 31, 1995, the following additional Sub-Section:


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1995, the Company had working capital of $15,811,266, compared to $14,301,445 at October 31, 1994. Cash and cash equivalents at July 31, 1995 were $3,115,838 compared to $1,797,290 at October 31, 1994, an increase of $1,318,548. Net cash provided by operating activities for the nine months ended July 31, 1995 was $1,825,059. For the nine months ended July 31, 1995, net cash used by investing activities was $(221,646) and net cash used by financing activities was $(284,865). At July 31, 1995, the current ratio was 4.46 and the long-term debt to equity ratio was .22, compared to 4.07 and .25, respectively at October 31, 1994. It is the intention of the Company to maintain sufficient liquid current assets (cash, cash equivalents, and accounts receivable) to fund current liabilities as well as to provide sufficient working capital to act on market improvements or acquisition opportunities. A key management objective continues to be to support growth with internally generated funds as much as possible. External sources have only been used to develop the long-term objectives of the Company and not for current operating requirements or obligations.


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