Form 10-K405
period 1995-10-31
COMMUNICATION CABLE INC
filed 1996-01-29
CIK 789869

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995         COMMISSION FILE NO. 33-3466-A
                           COMMUNICATION CABLE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       NORTH CAROLINA                                                   56-1433144
                (State or Other Jurisdiction                                           (IRS Employer
              of Incorporation of Organization)                                     Identification No.)



                           1378 CHARLESTON DRIVE
                                PO BOX 1757,
                          SANFORD, NORTH CAROLINA
                 (Address of Principal Executive Offices)
                                   27331
                                (ZIP CODE)

         REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE: (919) 775-7775
          Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMUNICATION CABLE, INC. COMMON STOCK
                                $1.00 PAR VALUE
                                (TITLE OF CLASS)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorpo-rated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of Registrant's voting stock held by Non-affiliates of the Registrant on December 31, 1995 was $24,986,192.
     The Registrant has only one class of Common Stock, par value $1.00, outstanding. The number of shares of the Registrant's Common Stock outstanding as of January 5, 1996, was 2,641,033 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                            DOCUMENT                                               PART # OF 10-K
Annual Report to Stockholders for the Year Ended October 31, 1995                                     II and IV
The Company's Proxy Statement for the 1996 Annual Meeting of Stockholders                                   III

                          FORM 10-K TABLE OF CONTENTS

ITEM                                                                                                                      PAGE
                                                            Part I
 1.    Business........................................................................................................     3
 2.    Properties......................................................................................................     6
 3.    Pending legal proceedings.......................................................................................     7
 4.    Submission of matters to a vote of security holders.............................................................     7
                                                           Part II
 5.    Market for the registrant's common stock and related stockholder matters........................................     7
 6.    Selected financial data.........................................................................................     7
 7.    Management's discussion and analysis of financial condition and results of operations...........................     7
 8.    Financial statements and supplementary data.....................................................................     7
 9.    Changes in and disagreements with accountants on accounting and financial disclosure............................     7
                                                           Part III
 10.   Directors and executive officers of registrant..................................................................     7
 11.   Executive compensation..........................................................................................     7
 12.   Security ownership of certain beneficial owners and management..................................................     8
 13.   Certain relationships and related transactions..................................................................     8
                                                           Part IV
 14.   Exhibits, financial statement schedules and reports on Form 8-K.................................................     8
 15.   Signatures......................................................................................................   II-1

                                     PART I
ITEM 1. BUSINESS.
     (a) GENERAL DESCRIPTION OF BUSINESS.
     Communication Cable, Inc. (the "Registrant" or "Company" herein), was incorporated on September 26, 1984, under the laws of the State of North Carolina with its principal offices located at 1378 Charleston Drive, Sanford, North Carolina 27330 (Telephone 919-775-7775).
     The Company engineers, designs and manufactures a wide variety of low voltage electronic cable. These products are marketed and sold to electrical/electronic distribution, government agencies, original equipment manufacturers, industrial, value added, end users and specialty distribution customers. The Company manufactures commercial and military coaxial cable, audio, control, computer and telecommunication products, traffic signal cables, instrumentation and tray cables, coaxial and multi-conductor for plenum applications, voice/data, network and special custom cable. These products are used for data, voice, video communications, military and aerospace applications, community access television, inside telephone systems, security and alarm systems, satellite dish, computer audio and for sound systems. The Company is an approved source to a number of leading industrial companies which have performed extensive tests and procedures in evaluating the Company's products to approve them for purchase. All of the Company's products which require approval have Underwriters' Laboratories ("UL") and Canadian Standards Association ("CSA") approval.
     The Company currently operates four plants: the CCI division (located in Siler City, North Carolina), the Intercomp division (located in Hayesville, North Carolina), the Saxton division (located in Sanford, North Carolina), and the Texarkana Wire and Cable division (located in Texarkana, Arkansas). The Siler City plant was purchased in 1984 and the cable manufacturing equipment for that plant was purchased from a bank that had repossessed it from a financially distressed cable operation. The machinery was relocated to Siler City, refurbished, modernized and put into production in 1985. In September, 1987, the Company acquired the assets of the Intercomp division of Insilco Corporation, which included the Hayesville plant. The Intercomp division produces electronic cable complementary to the Company's existing product line. Because of the previous familiarity of Company management with the Intercomp operation, the Company was able to staff the plant immediately after the purchase with management, supervisors and employees who were familiar with its policies and procedures. In June, 1990, the Company acquired certain assets of Texarkana Wire and Cable, Inc. This division manufactures wire and cable predominately for the telephone industry. In these three acquisitions, the Company has been effective in capitalizing on the customer base of the predecessor operations and it has retained and expanded the business. The Company's Saxton division was started in late 1989 and was in a start-up mode for the first three quarters of 1990, with shipments of product starting in the fourth quarter of 1990. The Saxton division is focused on products that meet the standards required for sale to U.S. Government agencies and its subcontractors. On August 23, 1995, the Company sold the assets of its Aerospace Systems division to Nortech Systems, Inc., with headquarters in Wayzata, Minnesota. The Company had acquired certain assets of the Aerospace Systems division of Teledyne Industries, Inc. on July 31, 1992.
     (b) PRODUCTS AND END USERS.
     The Company produces coaxial cable, multi-conductor cable and plenum cable. The Company also produces satellite cable, which is a combination of one or more coaxial and multi-conductor cables and a small power cable.
     Coaxial cables are used primarily for the transmission of video signals. Coaxial cables make up approximately 45% of the Company's sales and they are made in a wide range of conductor types, sizes, jacket colors and materials. Products include military-type RG cables, twinaxials, triaxials, video cables, CATV cables and special application cables.
     Multi-conductor cables have a wide range of applications in audio and data transmission, computers, sound instrumentation, control and communications. Multi-conductor cables make up approximately 35% of the Company's sales and are made in a wide variety of conductor sizes, insulation materials, shielding constructions and cabling configurations. The Company also combines coaxial cables with multiple-gauge conductors to form special composite cables. Due to the large size of the markets, the Company does not have a significant market share in the multi-conductor market. The Company has targeted this market segment for substantial growth.
     Satellite cable is used to connect satellite dish antennas to television receivers. Satellite cables typically consist of one or two coaxial cables to carry the video signals, two multi-conductor cables to control the polarity of the satellite dish and to control the actuator to move the dish, and a low-voltage power cable to power the dish motor and the low-noise amplifier that receives the signal. Satellite cable makes up approximately 6% of sales.
                                       3

     Cables produced by the Company are used for a wide variety of purposes by in excess of 500 industrial customers, many of which have performed extensive tests and procedures to qualify the Company's products for purchase. The Company's data and computer cables are employed in the computer manufacturing process. They allow interfacing (the exchange of data) to occur between mainframe computers and subassemblies, and they are also used to connect individual components such as the keyboard, printer and modem. The cables can be manufactured to technical specifications relating to the control of interference and cross talk, dielectric strength, insulation resistance, frequency response characteristics and many physical parameters.
     The medical electronic cable manufactured by the Company is designed for use in X-Ray equipment, scanning equipment, electrocardiogram devices and other diagnostic and analytic medical equipment. Typically, medical cable is required to transmit high frequency electronic signals from a sensing device to a measuring and computation unit.
     The instrumentation and control cables manufactured by the Company are recommended for such uses as public address systems, balanced intercom systems, remote control circuits, relay circuits, telemetering circuits, isolation circuits and data control circuits. The Company maintains laboratory and testing facilities in its four manufacturing plants. These areas are devoted to the development of specialty cables, and also perform the functions of product testing, UL and CSA evaluation, quality control and evaluation and statistical process control functions. Additionally, the Saxton division has a laboratory and testing facility capable of meeting the requirements of the U.S. Government to produce QPL designated products.
     Underwriters Laboratories is an independent laboratory which sets the safety standards for various products, including wire and cable. All of the Company's products that are subject to approval by Underwriters Laboratories have been submitted and certified as UL approved. The Canadian Standards Association performs the same functions for CSA approval.
     (c) MARKETS AND METHODS OF DISTRIBUTION.
     The Company sells its wire and cable to the computer, data processing, telecommunications, medical electronics, security and industrial electronics industries. A substantial portion of the Company's sales are to original equipment manufacturers that incorporate the Company's wire and cable into a finished product. The Company also sells standard electronic wire and cable through independent distributors.
     Sales to two customers in fiscal 1995 amounted to 15% of total sales (11% and 4% on an individual basis) and sales to two customers for fiscal 1994 (one of which was also a major customer in 1995) amounted to 15% of total sales (10% and 5% on an individual basis). Management believes that the loss of either of these customers would not have a material adverse effect upon the Company.
     The Company employs three inside salespersons at the CCI and Saxton divisions, four inside salespersons at the Intercomp division, two inside salespersons at the Texarkana Wire and Cable division. Additionally, the Company employs one corporate Vice President of Sales and Marketing, one National Accounts Manager and two Regional Sales Managers. Approximately 25% of the Company's sales are direct, with the remainder originating from the 23 independent sales representatives retained to service the primary geographic sales territories of the United States. The Vice President of Sales and Marketing coordinates all sales activities.
     (d) RAW MATERIALS.
     The company uses various raw materials in the manufacturing process of wire and cable. The raw materials primarily used are copper, plastics, tapes, wooden reels and cardboard boxes.
     The types of copper purchased by the company are solid and stranded center conductors and shielding copper braid. These types of copper may come in bare, tin or silver plated copper and come in various gauge sizes. Also, the company purchases 5/16" copper rod to be drawn down at Texarkana Wire and Cable division. The company purchases various types of plastics. These include polyethylene (PE), polyvinyl chloride (PVC) , non-contaminating PVC and fluoropolymers (FEP), thermoplastic rubber (TPR), polyurethane and nylon. The company purchases the following tapes: clear, aluminum, fusible and non-fusible. The company uses wooden reels and cardboard boxes known as Fast Pac cartons to package the finished product.
     The company uses stocking programs and/or blanket orders to ensure raw material availability.
     Raw materials cost is 50%-60% of the total product cost. The most volatile raw material with respect to price is copper. The company generally prices its products using copper escalation/de-escalation. The actual sales price reflects any changes that occur in the price of copper between the time of quotation and shipment.
                                       4

     Most of the raw materials contract pricing is negotiated out of the corporate headquarters in Sanford. To obtain pricing leverage, the company uses the total volume by all divisions and negotiates the lowest possible raw material pricing.
     (e) COMPETITION.
     One large manufacturer dominates the electronic cable industry and numerous other companies compete for the balance of the market. Most of these firms have greater financial, technical and marketing resources than the Company. In addition, many large volume commodity grade cables are manufactured overseas and are sold at prices which the Company does not attempt to match.
     The Company has demonstrated that it can compete effectively in a number of the major domestic market areas, and management has no reason to believe that the Company will not continue to do so in the future.
     (f) WORKING CAPITAL.
     Working capital on October 31, 1995, totaled $15,677,002. The Registrant intends to use working capital to finance internal growth through expansion of existing facilities, the purchase of machinery and equipment and for possible future acquisitions.
     (g) CUSTOMERS.
     The Registrant is not dependent upon a single customer. However, for the fiscal year ended October 31, 1995, two customers accounted for approximately 15% of total sales (see "c" above).
     (h) BACKLOG ORDERS.
     As of the end of its fiscal year ended October 31, 1995, the Registrant had backlog orders of approximately $10,703,385, approximately 65% of which the Company will fill in the Company's first quarter of 1996. The Registrant's backlog as of October 31, 1994, was approximately $9,129,000.
     (i) MATERIAL PATENTS, LICENSES, FRANCHISES AND CONCESSIONS.
     The Registrant has no material patents, licenses, franchises or concessions.
     (j) RESEARCH AND DEVELOPMENT.
     The Registrant maintains a laboratory and testing facilities within each of its manufacturing divisions. Such laboratory testing facilities consist of 500 square feet at the CCI division, 550 square feet at the Intercomp division, 1,200 square feet at the Texarkana Wire and Cable division, and 1,000 square feet at the Saxton division. The facilities are used for product testing, UL evaluation, development of new cables, testing and quality control evaluations. The Saxton division QPL laboratory and testing facility is used for QPL evaluation in addition to the uses previously listed.
     The Registrant employs the equivalent of four employees full time in research and development. Research and development is undertaken by the Company on both its own initiative and specific customer request. The Registrant spent approximately the following amounts for research and development for its past three fiscal years:

                            YEAR ENDED                                AMOUNT
October 31, 1993..................................................   $200,000
October 31, 1994..................................................   $220,000
October 31, 1995..................................................   $240,000

     The Registrant anticipates spending approximately $250,000 during the current fiscal year, all of which was and will be Registrant approved. All development costs are expensed as incurred.
     (k) ENVIRONMENT.
     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effects upon the capital expenditures, earnings, and competitive position of the Registrant. Due to the nature of its business, the Registrant does not anticipate any material capital expenditures for environmental control facilities for the remainder of its current fiscal year or for the succeeding fiscal year.
                                       5

     (l) EMPLOYEES.
     As of October 31, 1995, the Registrant employed approximately 281 persons and as of December 31, 1995, approximately 269 persons throughout its divisions. The Company believes that its relationship with its employees is good.
     (m) SEASONALITY.
     The business of the Registrant is not seasonal, and no material portion of the business of the Registrant is seasonal.
     (n) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.
     The Registrant had no foreign operations in fiscal 1995, and the financial information for its domestic operations may be found in pages 8 through 16 of the Registrant's 1995 Annual Report to the Stockholders. The Company is not dependent on foreign sales, which were less than 5% of total sales during 1995.
     (o) TENDER OFFER.
     On November 28, 1995, the Company received a written notice of the intention of Kuhlman Corporation of Savannah, Georgia, through a North Carolina subsidiary, Kuhlman Acquisition Corporation, to commence on November 29, 1995 a tender offer to purchase any and all outstanding shares of the Company's common stock at a price of $12.00 per share. The offer and withdrawal rights are to expire at 12:00 midnight, New York City time, on Monday, January 22, 1996 unless the offer is extended. On January 16, 1996, Kuhlman Corporation announced that Kuhlman Acquisition Corporation would increase the purchase price from $12.00 per share to $13 1/16 per share and extend the offer and withdrawal rights to expire at 5:00 p.m., New York time, on Wednesday, January 31, 1996. The Offer to Purchase states that the purpose of the Offer is to enable Kuhlman Acquisition Corporation to acquire control of the Company. It further states that, as soon as practicable following the purchase of Shares pursuant to the Offer, Kuhlman Acquisition Corporation intends to seek the maximum representation obtainable on the Company's Board of Directors. At the request of Kuhlman, and in accordance with the North Carolina Control Share Act, a special meeting of shareholders is set for February 16, 1996, or such later date as may be required. On January 23, 1996, Kuhlman filed an amended tender offer extending the tender period from January 31, 1996 to February 15, 1996 and increasing its tender offer for all shares of common stock of the Company from $13 1/16 per share to $14.00 per share, subject to the tender of at least a majority of the Company's common stock and certain other conditions.
     (p) PROPOSED MERGER.
     On January 15, 1996, the Company signed a non-binding letter of intent to merge with a subsidiary of Pentair, Inc., a publicly held holding company located in Minneapolis, Minnesota, at a cash price of $13.00 per share for each share of outstanding Company common stock. On January 20, 1996, the Company signed an Agreement and Plan of Merger with Pentair, Inc. and a Pentair subsidiary, providing for a merger of the Company with such subsidiary at a cash price of $13.50 per share for each share of outstanding common stock. Pursuant to the terms of the Merger Agreement, the Company granted to Pentair an option to purchase up to 300,000 shares of the Company's common stock at $13.50, exercisable until February 22, 1996. The Company will be required to pay Pentair a $1,000,000 termination fee, plus expenses of up to $250,000, if the Company is acquired by another party and under certain other circumstances. Consummation of the merger is subject to Company shareholder approval and certain other conditions.
ITEM 2. PROPERTIES.
     The Company's principal offices are located in Sanford, North Carolina, and occupy an office building totaling approximately 6,000 square feet, which the Company owns.
     Manufacturing facilities for the CCI division are located in Siler City, North Carolina, on a 45 acre tract of industrially-zoned land owned by the Company. The primary building contains 51,000 square feet, including 3,500 square feet of office space. In addition, there are two smaller buildings containing a total of 12,000 square feet which are primarily used for storage space.
     The Intercomp division facilities at Hayesville include a 96,000 square foot building including 5,000 square feet of office space. The plant is part of a 12 acre parcel of industrially-zoned land in Hayesville, North Carolina owned by the Company.
     The Texarkana Wire and Cable division is located on a 20 acre site in an industrial park in Texarkana, Arkansas and contains a 110,000 square foot building that has 3,500 square feet of office space owned by the Company.
                                       6

     The Saxton division located in Sanford, North Carolina, has a primary building containing a total of 136,000 square feet, including 5,000 square feet of office space, and an additional building containing 12,000 square feet. The buildings are located on a 20 acre tract of industrially-zoned land owned by the Company.
ITEM 3. PENDING LEGAL PROCEEDINGS.
     There are no pending legal proceedings involving the Registrant required to be described by Item 103 of Regulation S-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended October 31, 1995.
                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.
     The stock price and trading data on page 16 in the Registrant's 1995 Annual Report to Stockholders are hereby incorporated by reference as parts of Item 5 of this Report. On October 31, 1995, there were approximately 1,300 record holders of the Registrant's common stock, and as of December 31, 1995, approximately the same number.
     The Company has paid no cash dividends on its Common Stock and anticipated capital requirements of the Company make it unlikely that any cash dividends will be declared in the foreseeable future. The Company distributed a 3% stock dividend on April 30, 1995, and expects to consider stock dividends in future years.
ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data for the years ended October 31, 1995, 1994, 1993, 1992, and 1991, on page 3 of the Registrant's 1995 Annual Report to Stockholders, are hereby incorporated by reference as Item 6 of this Report.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management's discussion and analysis beginning on page 4 in the Registrant's 1995 Annual Report to Stockholders is hereby incorporated by reference as Item 7 of this Report.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Financial Statements and Independent Auditors' Report beginning on page 7 in the Registrant's 1995 Annual Report to Stockholders are hereby incorporated by reference as Item 8 of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     The Registrant has not changed accountants within 24 months prior to the date of its most recent financial statements. During that time, there have been no disagreements between the Registrant and its accountants on any matter of accounting principles or practices or financial statement disclosures.
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
     Information concerning the directors and persons to be nominated for election as directors of the Registrant will be set forth in the Registrant's Proxy Statement in connection with its Annual Meeting to be held on March 12, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the Registrant's last fiscal year, and is hereby incorporated herein by reference.
     Officers are elected annually by the Registrant's Board of Directors at the first meeting of the Board of Directors held after each Annual Meeting of Stockholders.
                                       7

ITEM 11. EXECUTIVE COMPENSATION.
     Information concerning executive compensation will be set forth on page 7 of the Registrant's Proxy Statement dated January 26, 1996, with its Annual Meeting to be held March 12, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the last fiscal year, and is hereby incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     (a)-(b) Information concerning security ownership of certain beneficial owners and management will be set forth on page 12 in Registrant's Proxy Statement in connection with its Annual Meeting to be held March 12, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the last fiscal year, and is hereby incorporated herein by reference.
     (c) Arrangements which may at a subsequent date result in a change in control of the Registrant will be set forth on page 2 of the Registrant's Proxy Statement dated and filed January 17, 1996, for a special meeting to be held on February 16, 1996, and is hereby incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Information concerning certain relationships and related transactions will be set forth on pages 11 and 12 in the Registrant's Proxy Statement in connection with its Annual Meeting to be held March 12, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the last fiscal year, and is hereby incorporated herein by reference.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a) 1. Financial Statements.
     The following Financial Statements of Registrant and Independent Auditors' Report are included in the Company's Annual Report to Stockholders for the year ended October 31, 1995, which are incorporated herein by reference:
     Independent Auditors' Report
     Balance Sheets -- October 31, 1995 and 1994
     Statements of Earnings -- Years ended October 31, 1995, 1994 and 1993 Statements of Stockholders' Equity -- Years ended October 31, 1995, 1994 and 1993
     Statements of Cash Flows -- Years ended October 31, 1995, 1994 and 1993 Notes to Financial Statements
       2. Financial Statement schedules are included in Part IV of this Report:
Auditors' Report on schedules, located at sequential page F-1 of this Report.
     Schedule VIII -- Valuation and qualifying accounts located at sequential page S-1 of this Report.
     Schedules not listed above have been omitted because they are either inapplicable or the required information has been included in the Financial Statements or the notes thereto.
     (b) Report on Form 8-K:
     There were no reports on Form 8-K for the three month period ended October 31, 1995.
     (c) Exhibits:

EXHIBIT NO.
   13.0       1995 Annual Report to Stockholders
   23.0       Consent of Independent Auditors
   99.0       Proxy Statement for 1996 Annual Meeting

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.
                                         COMMUNICATION CABLE, INC.
                                         By: /s/ JAMES R. FORE
                                           JAMES R. FORE, PRESIDENT      DATE
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         NAME                                              TITLE                             DATE
           /s/                JAMES R. FORE             President, Principal                          January 26, 1996
                    JAMES R. FORE                         Executive Officer and
                                                          Director
          /s/              WILLIAM B. COOPER            Secretary-Treasurer,                          January 26, 1996
                  WILLIAM B. COOPER                       Principal Financial Officer
                                                          and Principal Accounting
                                                          Officer
          /s/             CHARLES L. WELLARD            Director                                      January 26, 1996
                  CHARLES L. WELLARD
          /s/               BENJAMIN GREENE             Director                                      January 26, 1996
                   BENJAMIN GREENE
         /s/              JOHN L. BITTER, JR.           Director                                      January 26, 1996
                 JOHN L. BITTER, JR.
          /s/            GEORGE J. FALCONERO            Director                                      January 26, 1996
                 GEORGE J. FALCONERO

                          INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS
COMMUNICATION CABLE, INC.:
     Under the date of December 15, 1995, we reported on the balance sheets of Communication Cable, Inc. as of October 31, 1995 and 1994, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended October 31, 1995, as contained in the 1995 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
                                         (Signature of KPMG Peat Marwick LLP)
                                         KPMG PEAT MARWICK LLP
Raleigh, North Carolina
December 15, 1995
                                      F-1

                           COMMUNICATION CABLE, INC.
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                                      COLUMN B       COLUMN C       COLUMN D
                                                                                                            ACCOUNTS
                                                                             BALANCE AT     CHARGED TO       CHARGED
                                                                             OCTOBER 31,     BAD DEBT        OFF AS
DESCRIPTION                                                                     1994         EXPENSE      UNCOLLECTIBLE
Allowance for doubtful accounts --
  accounts receivable.....................................................    $ 200,000       24,487         117,487
COLUMN A                                                                     COLUMN E
                                                                            BALANCE AT
                                                                            OCTOBER 31,
DESCRIPTION                                                                    1995
Allowance for doubtful accounts --
  accounts receivable.....................................................    107,000

                                                                                                            ACCOUNTS
                                                                             BALANCE AT     CHARGED TO       CHARGED
                                                                             OCTOBER 31,     BAD DEBT        OFF AS
DESCRIPTION                                                                     1993         EXPENSE      UNCOLLECTIBLE
Allowance for doubtful accounts --
  accounts receivable.....................................................    $ 156,000       60,293          16,293

                                                                            BALANCE AT
                                                                            OCTOBER 31,
DESCRIPTION                                                                    1994
Allowance for doubtful accounts --
  accounts receivable.....................................................    200,000

                                                                                                            ACCOUNTS
                                                                             BALANCE AT     CHARGED TO       CHARGED
                                                                             OCTOBER 31,     BAD DEBT        OFF AS
DESCRIPTION                                                                     1992         EXPENSE      UNCOLLECTIBLE
Allowance for doubtful accounts --
  accounts receivable.....................................................    $ 155,000       39,315          38,315

                                                                            BALANCE AT
                                                                            OCTOBER 31,
DESCRIPTION                                                                    1993
Allowance for doubtful accounts --
  accounts receivable.....................................................    156,000